Form 10QSB
period 2002-03-31
ROYAL CASKET DISTRIBUTION CORP
filed 2002-05-23
CIK 1160427

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB




[x] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the quarterly period ended March 31, 2002
                                    --------------

[ ] Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the transition period from ___________________ to _______________

     Commission file no. 0-49617
                         -------

                        ROYAL CASKET DISTRIBUTION CORP.
                        -------------------------------
                 (Name of Small Business Issuer in Its Charter)

           FLORIDA                                        65-1129409
     --------------------                            ----------------------
(State or Other Jurisdiction of                        (I.R.S. Employer
 Incorporation or Organization                         Identification No.)

                    Suite 312, Washington Mutual Bank Tower
                          2401 East Atlantic Boulevard
                          Pompano Beach, Florida 33062
                 ---------------------------------------------
                    (Address of Principal Executive Office)

                                 (954) 782-5006
                             ---------------------
                           (Issuer's Telephone Number)

                  4045 Bahia Isle Circle, Wellington, FL 33467
             ------------------------------------------------------
              (Former address and former fiscal year, if changed)

         Check whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) as been subject to such filing requirements for past 90 days.
                         Yes  X        No
                             ---         ---

                      APPLICABLE ONLY TO CORPORATE ISSUERS

         State the number of shares outstanding of the issuer's common stock as
of latest practicable date (May 23, 2002):   20,000,000 shares

         Transitional Small Business Disclosure Formate (check one):
Yes          No  X
    ---         ---

                                     PART I
                             FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

         The following financial statements are filed with this Form 10-QSB:



                      ROYAL CASKET DISTRIBUTION CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)


                       EXAMINATION OF FINANCIAL STATEMENTS
                              FOR THE QUARTER ENDED
                                 MARCH 31, 2002



                                                                          Page
                                                                          ----

Accountant's Report                                                        F-1
Balance Sheets as of December 31, 2001 (audited)
     and March 31, 2002 (unaudited)                                        F-2
Statement of Operations for the period ending
     December 31, 2001 (audited) and March 31, 2002 (unaudited)            F-3
Statement of Changes in Stockholders' Equity                               F-4
Statement of Cash Flows                                                    F-5
Notes to Financial Statements                                              F-6

ACCOUNTANTS' REVIEW REPORT



To the Board of Directors and Stockholder,
    Royal Casket Distribution Corporation
Pompano Beach, Florida

We have reviewed the accompanying balance sheet of Royal Casket Distribution Corporation (a Florida corporation and a development stage company) as of March 31, 2002 and the related statements of operations, changes in stockholder's equity, and cash flows for the quarter then ended, and the period from inception, July 27, 2001, through March 31, 2002. All information included in these financial statements is the responsibility of the Company's management.

A review consists primarily of inquiries of company personnel and analytical procedures applied to financial data. It is substantially less in scope than an audit in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying financial statements in order for them to be in conformity with generally accepted accounting principles.

The financial statements for the year ended December 31, 2001 were audited by us, and we expressed an unqualified opinion on them in our report dated May 20, 2002, but we have not performed any auditing procedures since that date.





May 21, 2002



                      ROYAL CASKET DISTRIBUTION CORPORATION
                          (A Development Stage Company)
                                 BALANCE SHEETS



                                     ASSETS
                                                                Mar. 31, 2002  Dec. 31, 2001
                                                                 (Unaudited)     (Audited)
                                                                -------------  -------------
CURRENT ASSETS
  Cash                                                            $    490    $  4,531
  Prepaid Expenses                                                    --         1,232
                                                                  --------    --------

                    TOTAL ASSETS                                       490       5,763
                                                                  ========    ========


                      LIABILITIES AND STOCKHOLDER'S EQUITY

CURRENT LIABILITIES
   Accrued Expenses                                                 10,243       2,577
                                                                  --------    --------

   TOTAL LIABILITIES                                                10,243       2,577
                                                                  --------    --------

STOCKHOLDER'S EQUITY
  Common stock; $.001 par value, 100,000,000 shares authorized,     20,000      20,000
       20,000,000 shares issued and outstanding as of March 31,
       2002 and December 31, 2001, respectively
   Stock subscription receivable                                    (9,500)     (9,500)
  (Deficit) accumulated during the development stage               (20,253)     (7,314)
                                                                  --------    --------

   TOTAL STOCKHOLDER'S EQUITY                                       (9,753)      3,186
                                                                  --------    --------

TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY                        $    490    $  5,763
                                                                  ========    ========











              See Accountants' Review Report and Accompanying Notes




                      ROYAL CASKET DISTRIBUTION CORPORATION
                          (A Development Stage Company)
                            STATEMENTS OF OPERATIONS
                    FOR THE QUARTER ENDED MARCH 31, 2002, THE
      PERIOD FROM JULY 27, 2001 (INCEPTION) THROUGH DECEMBER 31, 2001, AND
        THE PERIOD FROM JULY 27, 2001 (INCEPTION) THROUGH MARCH 31, 2002


                                                                JULY 27, 2001   JULY 27, 2001
                                                  QUARTER        (INCEPTION)     (INCEPTION)
                                                   ENDED           THROUGH         THROUGH
                                               MAR. 31, 2002    DEC. 31, 2001   MAR. 31, 2002
                                                 (Unaudited)       (Audited)      (Unaudited)
                                               -------------   --------------   -------------

REVENUES:
    Income                                      $       --      $       --      $       --
                                                ------------    ------------    ------------

GENERAL AND ADMINISTRATIVE EXPENSES:
   Corporate Expense                                    --               312             312
   Professional Fees                                  11,617           6,068          17,685
   SEC Filing Services                                   677            --               677
   Telephone Expense                                      60             100             160
   Licenses, Permits and Fees                            159            --               159
   Rent Expense                                          286             477             763
   Printing Expense                                     --               157             157
   Miscellaneous Expenses                                140             200             340
                                                ------------    ------------    ------------

          TOTAL EXPENSES                              12,939           7,314          20,253
                                                ------------    ------------    ------------

NET (LOSS)                                      $    (12,939)   $     (7,314)   $    (20,253)
                                                ============    ============    ============

(Loss) per share data:
  Basic and diluted                             $      (0.00)   $      (0.00)   $      (0.00)
                                                ============    ============    ============

  Weighted average shares outstanding - basic     20,000,000      16,666,667      17,901,235
                                                ============    ============    ============







              See Accountants' Review Report and Accompanying Notes




                      ROYAL CASKET DISTRIBUTION CORPORATION
                          (A Development Stage Company)
                  STATEMENTS OF CHANGES IN STOCKHOLDER'S EQUITY
      FOR THE PERIOD FROM JULY 27, 2001 (INCEPTION) THROUGH MARCH 31, 2002



                                                                        (DEFICIT)
                                                                       ACCUMULATED
                                                            STOCK       DURING THE
                                    COMMON STOCK         SUBSCRIPTION  DEVELOPMENT
                                 SHARES       AMOUNT      RECEIVABLE      STAGE        TOTAL
                               ----------   ----------   -----------   ----------    ----------
BALANCE AT JULY 27, 2001             --     $     --     $     --      $     --      $     --

Stock issued, 8/23/01          20,000,000       20,000       (9,500)         --          10,500

Net (loss)                           --           --           --          (7,314)       (7,314)
                               ----------   ----------   ----------    ----------    ----------

BALANCE AT DECEMBER 31, 2001   20,000,000       20,000       (9,500)       (7,314)        3,186
                               ----------   ----------   ----------    ----------    ----------

Net (loss)                           --           --           --         (12,939)      (12,939)
                               ----------   ----------   ----------    ----------    ----------

BALANCE AT MARCH 31, 2002      20,000,000   $   20,000   $   (9,500)   $  (20,253)   $   (9,753)
                               ==========   ==========   ==========    ==========    ==========














              See Accountants' Review Report and Accompanying Notes



                      ROYAL CASKET DISTRIBUTION CORPORATION
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS
                    FOR THE QUARTER ENDED MARCH 31, 2002, THE
      PERIOD FROM JULY 27, 2001 (INCEPTION) THROUGH DECEMBER 31, 2001, AND
        THE PERIOD FROM JULY 27, 2001 (INCEPTION) THROUGH MARCH 31, 2002

                                                           JULY 27, 2001  JULY 27, 2001
                                                QUARTER     (INCEPTION)    (INCEPTION)
                                                 ENDED        THROUGH        THROUGH
                                             MAR. 31, 2002 DEC. 31, 2001  MAR. 31, 2002
                                              (Unaudited)    (Audited)     (Unaudited)
                                             ------------- -------------  -------------

CASH FLOWS FROM OPERATING ACTIVITIES:

Net (Loss)                                      $(12,939)   $ (7,314)   $(20,253)

Adjustments to reconcile net (loss)
  to net cash (used in) operating activities:
  (Increase) decrease in Prepaid Expenses          1,232      (1,232)       --
  Increase in Accrued Expenses                     7,666       2,577      10,243
                                                --------    --------    --------

  NET CASH (USED IN) OPERATING ACTIVITIES         (4,041)     (5,969)    (10,010)
                                                --------    --------    --------

CASH FLOWS FROM FINANCING ACTIVITIES:

   Issuance of common stock                         --        10,500      10,500
                                                --------    --------    --------

  NET CASH PROVIDED BY FINANCING ACTIVITIES         --        10,500      10,500
                                                --------    --------    --------

NET INCREASE (DECREASE) IN CASH                   (4,041)      4,531         490
                                                --------    --------    --------

CASH AT BEGINNING OF PERIOD                        4,531        --          --
                                                --------    --------    --------

CASH AT END OF PERIOD                           $    490    $  4,531    $    490
                                                ========    ========    ========












              See Accountants' Review Report and Accompanying Notes

                      ROYAL CASKET DISTRIBUTION CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                      FOR THE QUARTER ENDED MARCH 31, 2002,
                    THE PERIOD FROM INCEPTION, JULY 27, 2001,
                      THROUGH DECEMBER 31, 2001 (AUDITED),
      AND THE PERIOD FROM INCEPTION, JULY 27, 2001, THROUGH MARCH 31, 2002
                        (See Accountants' Review Report)


1.         SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

           ORGANIZATION:

           Royal Casket Distribution Corporation ("the Company") is a development stage enterprise incorporated under the laws of the State of Florida in July 2001. The Company's offices are in Pompano Beach, Florida, its only location, and its year-end is December 31.

           Although the Company does not presently conduct business operations, its plans include purchasing caskets from manufacturers under non-exclusive agreements and distributing them to the public in a retail setting.

           METHOD OF ACCOUNTING:

           The Company reports the results of its operations using the accrual method of accounting for both financial statement and income tax purposes. Under this method, income is recognized when earned and expenses are deducted when incurred. The accounting policies of the Company are in accordance with generally accepted accounting principles and conform to the standards applicable to development stage companies.

           INCOME TAXES:

           The Company has no taxable income to date; therefore, no provision for federal or state taxes has been made.

           COMPUTATION OF NET LOSS PER SHARE:

           In February 1997, the Financial Accounting Standards Board issued SFAS No. 128, Earnings Per Share. The Company has reflected the provisions of SFAS No. 128 in the accompanying financial statements for the period presented. SFAS 128 replaces the presentation of primary Earnings Per Share ("EPS") with a presentation of basic EPS, which excludes dilution and is computed by dividing income or loss available to common shareholders by the weighted average number of common shares outstanding for the period. The Statement also requires the dual presentation of basic and diluted EPS on the face of the statement of operations for all entities with complex capital structures. During the periods presented, the Company did not have a complex capital structure.

                      ROYAL CASKET DISTRIBUTION CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                      FOR THE QUARTER ENDED MARCH 31, 2002,
                    THE PERIOD FROM INCEPTION, JULY 27, 2001,
                      THROUGH DECEMBER 31, 2001 (AUDITED),
      AND THE PERIOD FROM INCEPTION, JULY 27, 2001, THROUGH MARCH 31, 2002
                        (See Accountants' Review Report)



2.         DEVELOPMENT STAGE OPERATIONS:

           The Company was formed on July 27, 2001. There have not been any operations since inception and the Company is in the process of raising capital and financing for its future operations. The Company has one shareholder.


3.         RELATED PARTY TRANSACTIONS:

           In the first quarter of 2002, the Company incurred $7,666 in facility and service costs provided by the sole shareholder, whose time and offices are being utilized for the Company's operations. During the period from July 27, 2001 (inception) through March 31, 2002, the Company incurred $10,243 in these expenses. The costs included $7,200 and $9,000, respectively, in professional services provided by the sole shareholder during the quarter ended March 31, 2002, and the period from July 27, 2001 (inception) through March 31, 2002. The Company owed $10,243 and $2,577 to the sole shareholder for these facility and service costs as of March 31, 2002 and December 31, 2001, respectively.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

         Much of the discussion in the Item 2 if "forward looking" as that term is used in Section 27A of the Securities Act and Section 21E of the Securities Exchange Act. Acrual operations and results may materially differ from present plans and projections due to changes in economic conditions, new business opportunities, changed business conditions, and other developments. Other factors that could cause results to differ materially are described in the prospectus filed with the company's registrations statement with the Securities and Exchange Commission.

         Royal Casket (sometimes referred to as "we" or "us") is a new company organized to engage in the retail sale of caskets. We are a development stage company and do not have any business as of the present. We were incorporated under the laws of Florida in July 2001, and since incorporation, our activities have been limited to market analysis and identification of suppliers. In October 2001, we amended our Articles of Incorporation to increase the number of authorized shares of stock to 100,000,000.

         We intend to be a non-exclusive dealer for Casket Royale, a New Hampshire company which manufactures caskets in New Hampshire. Casket Royale offers and extensive product line of hardwood, steel, and semi-precious metal caskets, and provides training, sales tools, and marketing aids to its dealers. Casket Royale also provides overnight shipping to Florida and to most other parts of the continental United States. The registrant does not intend initially to sell any items other than caskets. while casket dealers in Europe typically sell other items related to funerals, the registrant plans to focus on highly discounted caskets. At some point in the future, the registrant may also sell related items.

         Our initial efforts will focus on selling caskets at retail in Florida. Our initial store will be in the Palm Beach area, after which, if and when cash flow permits, we would seek to open stores in other locations in Florida. If experience warrants and financing is available, we would contemplate opening operations in California and perhaps other states. No decisions have yet been made as to expansion into other states; such decisions will be based on population and age statistics, laws governing consumer finance, accessability for management, and other factors.

         As of the date of this registration statement, Royal Casket has no significant cash resources, and we have not engaged in any business activities which provide cash flow. We are presently looking for suitable retail space in West Palm Beach, Florida, in which to display our merchandise and make sales, but we do not yet have a store and have not yet made any sales. We expect to have negotiated a lease and commence operations by September 2002.

         Our president, Don A. Paradiso, has agreed to advance the company's start-up expenses, which are expected to amount to approximately $150,000. Such expenses will be accounted for as contributions to capital, no loans, and will not be repayable. Until such time as Royal Casket has leased a store, Mr. Paradiso has also agreed to provide an office, office equipment, and management without cost to the company. Commencing with the month after the company's aggregate sales (gross revenues) amount to $250,000, Mr. Paradiso will commence receiving a salary at the rate of $52,000 per year. No officer or director of the company has received any cash remuneration to date.

         It is anticipated that expenses for the first six months will include $22,000 for salaries, $16,000 for rent, $30,000 for inventory, $2,000 for training, and $5,000 for advertising. When we have leased a store, we intend to hire a store manager and sales and clerk. As revenues permit, we will employ additional employees for sales, bookkeeping, and clerical functions. We will stock Casket Royale's entire product line, but the amount of inventory we will carry will be limited in light of the fact that Casket Royale can generally provide overnight delivery to Florida.

         Except for the monies which Mr. Paradiso has agreed to advance, we do not have any funds or capital resources, nor do we have any commitments for loans or lines of credit. In the future, we will seek financing from a bank with which to finance our inventory, and will seek such other financing as may be available for working capital. There can be no assurance that such financing will be available, or available on terms acceptable to management.

         We believe that the funds which Mr. Paradiso has agreed to provide will be sufficient to inaugurate our business plan, but there can be no assurance that additional monies will not be required, nor can there be any assurance that, if they are required, such funds will be available. Royal Casket's financial capacity will be limited, which will limit the amount of advertising it can obtain, the number of stores it can open, and the amount of inventory it can maintain.

FIRST QUARTER COSTS AND CHANGES IN FINANCIAL CONDITION

         As of the date of this report, we have not engaged in any business activities which provide cash flow, and have not recorded any revenues from operations. Losses from inception (July 27, 2001) have amounted to $20,253, including $12,939 in the three months ended March 31, 2002. Such losses primarily reflect the costs of organizing the company and preparing the filing of our registration statement with the Securities and Exchange Commission.

         The company's assets decreased from $5,763 on December 31, 2001 to $490 on March 31, 2002. This decrease resulted from the payment of expenses relating to preparing and filing our registration statement with the Securities and Exchange Commission.

                                    PART II
                               OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS
          None

ITEM 2.   CHANGES IN SECURITIES
          None

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES
          None

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

         No matters were submitted during the period covered by this report to a vote of security holders, through the solicitation of proxies or otherwise.

ITEM 5.   OTHER INFORMATION

         The company has moved its principal office to Suite 314, Washington Mutual Bank Tower, 2401 East Atlantic Boulevard, Pompano Beach, Florida 33062. Its telephone number is (954) 782-5006.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

INDEX TO EXHIBITS

(3)  Charter and By-Laws
          3.1  Articles of Incorporation (July 27, 2001)                   *
          3.1a Articles of Amendment (October 29, 2001)                    *
          3.2  By-Laws  (August 23, 2001)                                  *
(3)  Instruments Defining the Rights of Security Holders
          4.1  Specimen Certificate of Common Stock                        *
(6)  Material Contracts
          10.1 Employment agreement between Registrant and
               Don A. Paradiso (December 3, 2001)                          *
(10) Consents
          23.1 Accountant's Consent to Use Opinion
               (May 23, 2002)                                             15
(12) Additional Exhibits
          21.0 Statement as to Subsidiaries (May 23, 2002)                16


---------
* Filed with registrant's Form 10-SB January 7, 2002, and incorporated herein by reference.



ITEM 2.   DESCRIPTION  OF EXHIBITS

          Not applicable.

REPORTS ON FORM 8-K

         No reports on Form 8-K were filed during the last quarter of the period covered by this report.

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                                 ROYAL CASKET DISTRIBUTION CORP.
                                                 -------------------------------
                                                         (Registrant)

Date    May 23, 2002                         By  /s/ DON A PARADISO
        ------------                             ------------------
                                                 Don A. Paradiso, President


Date    May 23, 2002                         By  /s/ DON A PARADISO
        ------------                             ------------------
                                                 Don A. Paradiso, principal
                                                            financial officer