Form 10QSB/A
period 2002-03-31
ROYAL CASKET DISTRIBUTION CORP
filed 2002-07-10
CIK 1160427

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                     AMENDED
                                   FORM 10-QSB


[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

      For the quarterly period ended   MARCH 31, 2002
                                       ----------------
[ ] Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934

      For the transition period from                    to
                                     ------------------    ---------------------

      Commission file no.       0-49617
                          -------------------



                         ROYAL CASKET DISTRIBUTION CORP.
                 ----------------------------------------------
                 (NAME OF SMALL BUSINESS ISSUER IN ITS CHARTER)

               FLORIDA                                   65-1129409
  -----------------------------------------        -----------------------
     (STATE OR OTHER JURISDICTION OF                  (I.R.S. EMPLOYER
      INCORPORATION OR ORGANIZATION)                 IDENTIFICATION NO.)

                     SUITE 314, WASHINGTON MUTUAL BANK TOWER
                          2401 EAST ATLANTIC BOULEVARD
                          POMPANO BEACH, FLORIDA 33062
--------------------------------------------------------------------------------
                     (ADDRESS OF PRINCIPAL EXECUTIVE OFFICE)

                                 (954) 782-5006
                           --------------------------
                           (ISSUER'S TELEPHONE NUMBER)


                  4045 BAHIA ISLE CIRCLE, WELLINGTON, FL 33467
               ---------------------------------------------------
               (FORMER ADDRESS AND FORMER FISCAL YEAR, IF CHANGED)

           Check whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) as been subject to such filing requirements for past 90 days.
Yes X      No
  -----      -----


                      APPLICABLE ONLY TO CORPORATE ISSUERS

           State the number of shares outstanding of the issuer's common stock as of latest practicable date (May 21, 2002): 20,000,000 shares

           Transitional Small Business Disclosure Format (CHECK ONE):

Yes        No  X
  -----      -----

                                     PART I
                              FINANCIAL INFORMATION


ITEM 1.   FINANCIAL STATEMENTS

           The following financial statements are filed with this Form 10-QSB:

                                                                            PAGE
                                                                            ----
Accountant's Report                                                          F-1
Balance Sheets as of December 31, 2001 and March 31, 2002                    F-2
Statement of Operations for periods ending December 31, 2001
  and March 31, 2002                                                         F-3
Statement of Changes in Stockholders' Equity                                 F-4
Statement of Cash Flows                                                      F-5
Notes to Financial Statements                                                F-6

                      ROYAL CASKET DISTRIBUTION CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)


                       EXAMINATION OF FINANCIAL STATEMENTS
                              FOR THE QUARTER ENDED
                                 MARCH 31, 2002

                                TABLE OF CONTENTS

                                  -----------

                                                                           Page


Accountants' Review Report                                                  F-1


Financial Statements:

      Balance Sheet                                                         F-2

      Statements of Operations                                              F-3

      Statements of Changes in Stockholders' Equity                         F-4

      Statements of Cash Flows                                              F-5

Notes to Financial Statements                                             F-6-8

ACCOUNTANTS' REVIEW REPORT
--------------------------



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





May 21, 2002




                      ROYAL CASKET DISTRIBUTION CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                                 BALANCE SHEETS



                                     ASSETS
                                                                   MAR. 31,    DEC. 31,
                                                                     2002        2001
                                                                 ----------   ---------
CURRENT ASSETS
  Cash                                                            $    490    $  4,531
  Prepaid Expenses                                                    --         1,232
                                                                  --------    --------

                    TOTAL ASSETS                                       490       5,763
                                                                  ========    ========


                      LIABILITIES AND STOCKHOLDER'S EQUITY

CURRENT LIABILITIES
   Accrued Expenses                                                 10,243       2,577
                                                                  --------    --------

   TOTAL LIABILITIES                                                10,243       2,577
                                                                  --------    --------

STOCKHOLDER'S EQUITY
  Common stock; $.001 par value, 100,000,000 shares authorized,     20,000      20,000
       20,000,000 shares issued and outstanding as of March 31,
       2002 and December 31, 2001, respectively
   Stock subscription receivable                                    (9,500)     (9,500)
  (Deficit) accumulated during the development stage               (20,253)     (7,314)
                                                                  --------    --------

   TOTAL STOCKHOLDER'S EQUITY                                       (9,753)      3,186
                                                                  --------    --------

TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY                        $    490    $  5,763
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



                                                               JULY 27, 2001      JULY 27, 2001
                                                   QUARTER      (INCEPTION)       (INCEPTION)
                                                    ENDED        THROUGH            THROUGH
                                                   MAR. 31,      DEC. 31,           MAR. 31,
                                                     2002          2001               2002
                                                ------------   -------------    -------------

REVENUES:
    Income                                      $       --      $       --      $       --
                                                ------------    ------------    ------------

GENERAL AND ADMINISTRATIVE EXPENSES:
   Corporate Expense                                    --               312             312
   Professional Fees                                  11,617           6,068          17,685
   SEC Filing Services                                   677            --               677
   Telephone Expense                                      60             100             160
   Licenses, Permits and Fees                            159            --               159
   Rent Expense                                          286             477             763
   Printing Expense                                     --               157             157
   Miscellaneous Expenses                                140             200             340
                                                ------------    ------------    ------------

          TOTAL EXPENSES                              12,939           7,314          20,253
                                                ------------    ------------    ------------

NET (LOSS)                                      $    (12,939)   $     (7,314)   $    (20,253)
                                                ============    ============    ============

(LOSS) PER SHARE DATA:
  BASIC AND DILUTED                             $      (0.00)   $      (0.00)   $      (0.00)
                                                ============    ============    ============

  Weighted average shares outstanding - basic     20,000,000      16,666,667      17,901,235
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



                                                                          (DEFICIT)
                                                                        ACCUMULATED
                                                           STOCK         DURING THE
                                     COMMON STOCK       SUBSCRIPTION    DEVELOPMENT
                                 SHARES       AMOUNT     RECEIVABLE       STAGE        TOTAL
                               ----------   ----------   ------------  ----------    ----------

BALANCE AT JULY 27, 2001             --     $     --     $     --      $     --      $     --

Stock issued, 8/23/01          20,000,000       20,000       (9,500)         --          10,500

Net (loss)                           --           --           --          (7,314)       (7,314)
                               ----------   ----------   ----------    ----------    ----------

BALANCE AT DECEMBER 31, 2001   20,000,000       20,000       (9,500)       (7,314)        3,186
                               ----------   ----------   ----------    ----------    ----------

Net (loss)                           --           --           --         (12,939)      (12,939)
                               ----------   ----------   ----------    ----------    ----------

BALANCE AT MARCH 31, 2002      20,000,000   $   20,000   $   (9,500)   $  (20,253)   $   (9,753)
                               ==========   ==========   ==========    ==========    ==========














              See Accountants' Review Report and Accompanying Notes

                      ROYAL CASKET DISTRIBUTION CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF CASH FLOWS
                    FOR THE QUARTER ENDED MARCH 31, 2002, THE
      PERIOD FROM JULY 27, 2001 (INCEPTION) THROUGH DECEMBER 31, 2001, AND
        THE PERIOD FROM JULY 27, 2001 (INCEPTION) THROUGH MARCH 31, 2002

                                                          JULY 27,     JULY 27,
                                                            2001         2001
                                                QUARTER  (INCEPTION)  (INCEPTION)
                                                ENDED      THROUGH      THROUGH
                                               MAR. 31,    DEC. 31,     MAR. 31,
                                                2002         2001         2002
                                               --------   ---------   ----------

CASH FLOWS FROM OPERATING ACTIVITIES:

Net (Loss)                                     $(12,939)   $ (7,314)   $(20,253)

Adjustments to reconcile net (loss) to net
  cash (used in) operating activities:
  (Increase) decrease in Prepaid Expenses         1,232      (1,232)       --
  Increase in Accrued Expenses                    7,666       2,577      10,243
                                               --------    --------    --------

  NET CASH (USED IN) OPERATING ACTIVITIES        (4,041)     (5,969)    (10,010)
                                               --------    --------    --------

CASH FLOWS FROM FINANCING ACTIVITIES:

   Issuance of common stock                        --        10,500      10,500
                                               --------    --------    --------

  NET CASH PROVIDED BY FINANCING ACTIVITIES        --        10,500      10,500
                                               --------    --------    --------

NET INCREASE (DECREASE) IN CASH                  (4,041)      4,531         490
                                               --------    --------    --------

CASH AT BEGINNING OF PERIOD                       4,531        --          --
                                               --------    --------    --------

CASH AT END OF PERIOD                          $    490    $  4,531    $    490
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

                      ROYAL CASKET DISTRIBUTION CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                      FOR THE QUARTER ENDED MARCH 31, 2002,
 THE PERIOD FROM INCEPTION, JULY 27, 2001, THROUGH DECEMBER 31, 2001 (AUDITED),
      AND THE PERIOD FROM INCEPTION, JULY 27, 2001, THROUGHMARCH 31, 2002
                        (See Accountants' Review Report)



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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

           Much of the discussion in this Item 2 is "forward looking" as that term is used in Section 27A of the Securities Act and Section 21E of the Securities Exchange Act. Actual operations and results may materially differ from present plans and projections due to changes in economic conditions, new business opportunities, changed business conditions, and other developments. Other factors that could cause results to differ materially are described in the prospectus filed with the company's registrations statement with the Securities and Exchange Commission.

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


           We intend to be a non-exclusive dealer for Casket Royale, a New Hampshire company which manufactures caskets in New Hampshire. Casket Royale presently offers about a dozen models, including adult, youth, and infant models in wood, steel, heavy gage steel, and copper. Management intends to maintain two or three of each model in stock for immediate sale; a larger inventory is not deemed necessary because of the availability of overnight shipping. Casket Royale also provides training, sales tools, and marketing aids to its dealers, as well as overnight shipping to Florida and to most other parts of the continental United States. We are not aware that any other dealers carry Casket Royale caskets in the Palm Beach area, but we do not have an exclusive arrangement with Casket Royale, and it is free to sell through other dealers should it so choose. By the same token, Casket Royale does not require that we limit our sales to Casket Royale products, but we do not presently intend to sell caskets made by other manufacturers, nor do we intend initially to sell any items other than caskets. While casket dealers in Europe typically sell other items related to funerals, the registrant plans to focus on highly discounted caskets. At some point in the future, we may also sell related items.


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

           Our president, Don A. Paradiso, has agreed to advance the company's start-up expenses, which are expected to amount to approximately $150,000. Such expenses will be accounted for as contributions to capital, not loans, and will not be repayable. Until such time as Royal Casket has leased a store, Mr. Paradiso has also agreed to provide an office, office equipment, and management without cost to the company. Commencing with the month after the company's aggregate sales (gross revenues) amount to $250,000, Mr. Paradiso will commence receiving a salary at the rate of $52,000 per year. No officer or director of the company has received any cash remuneration to date.

           It is anticipated that expenses for the first six months will include $22,000 for salaries, $16,000 for rent, $30,000 for inventory, $2,000 for training, and $5,000 for advertising. When we have leased a store, we intend to hire a store manager and sales clerk. As revenues permit, we will employ additional employees for sales, bookkeeping, and clerical functions. We will stock Casket Royale's entire product line, but the amount of inventory we will carry will be limited in light of the fact that Casket Royale can generally provide overnight delivery to Florida.

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

           We believe that the funds which Mr. Paradiso has agreed to provide will be sufficient to inaugurate our business plan, but there can be no assurance that additional monies will not be required, nor can there be any assurance that, if they are required, such finds will be available. Royal Casket's financial capacity will be limited, which will limit the amount of advertising it can obtain, the number of stores it can open, and the amount of inventory it can maintain.


           Inasmuch as initial financing is being provided by Mr. Paradiso, no in depth consideration has been given to any particular source of financing, but managaement does hope to effect a public equity offering sometime in the future after operations commence.


FIRST QUARTER COSTS AND CHANGES IN FINANCIAL CONDITION

           As of the date of this report, we have not engaged in any business activities which provide cash flow, and have not recorded any revenues from operations. Losses from inception (July 27, 2001) have amounted to $20,253, including $12,939 in the three months ended March 31, 2002. Such losses primarily reflect the costs of organizing the company and in preparing and filing our registration statement with the Securities and Exchange Commission.

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


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

INDEX TO EXHIBITS

(3)   Charter and By-Laws
          3.1     Articles of Incorporation (July 27, 2001)                    *
          3.1a    Articles of Amendment (October 29, 2001)                     *
          3.2     By-Laws (August 23, 2001)                                    *
(3)   Instruments Defining the Rights of Security Holders
          4.1     Specimen Certificate of Common Stock                         *
(6)   Material Contracts
          10.1    Employment agreement between Registrant and Don A. Paradiso
                  (December 3, 2001)                                           *
(12)  Additional Exhibits
          21.0    Statement as to Subsidiaries (May 23, 2002)                 16
(15)  Letter of acknowledgment
          15.1    Accountant's acknowledgment of use of reviewed financials   15

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


                                                 ROYAL CASKET DISTRIBUTION CORP.
                                                 -------------------------------
                                                         (Registrant)


Date JULY 10, 2002                               By    /S/ DON A. PARADISO
     --------------                              ------------------------------
                                                 Don A. Paradiso, President



Date JULY 10, 2002                               By    /S/ DON A. PARADISO
     --------------                              ------------------------------
                                                 Don A. Paradiso, principal
                                                               financial officer