Form 10-Q
period 2002-06-30
ROYAL CASKET DISTRIBUTION CORP
filed 2002-08-12
CIK 1160427

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB


[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

      For the quarterly period ended   JUNE 30, 2002
                                       ----------------
[ ] Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934

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

                                                                            PAGE
                                                                            ----
Accountant's Report                                                          F-1
Balance Sheets as of December 31, 2001 and June 30, 2002                     F-2
Statement of Operations for periods ending December 31, 2001
  and June 30, 2002                                                          F-3
Statement of Changes in Stockholders' Equity                                 F-4
Statement of Cash Flows                                                      F-5
Notes to Financial Statements                                                F-6

                      ROYAL CASKET DISTRIBUTION CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)


                         REVIEW OF FINANCIAL STATEMENTS
                              FOR THE QUARTER ENDED
                                  JUNE 30, 2002

                                TABLE OF CONTENTS



                                                                            PAGE


ACCOUNTANTS' REVIEW REPORT                                                   F-1


FINANCIAL STATEMENTS:

      BALANCE SHEET                                                          F-2

      STATEMENTS OF OPERATIONS                                              F- 3

      STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY                          F-4

      STATEMENTS OF CASH FLOWS                                               F-5

NOTES TO FINANCIAL STATEMENTS                                              F-6-7

ACCOUNTANTS' REVIEW REPORT



To the Board of Directors and Stockholder
Royal Casket Distribution Corporation
Pompano Beach, Florida

We have reviewed the accompanying balance sheet of Royal Casket Distribution Corporation (a Florida corporation and a development stage company) as of June 30, 2002 and the related statements of operations, changes in stockholder's equity, and cash flows for the quarter then ended, year-to-date through June 30, 2002, the period from inception, July 27, 2001 through December 31, 2001 and the period from inception, July 27, 2001, through June 30, 2002. All information included in these financial statements is the responsibility of the Company's management.

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



Michaelson & Co., P.A.
West Palm Beach, FL

July 30, 2002



                      ROYAL CASKET DISTRIBUTION CORPORATION
                          (A Development Stage Company)
                                 BALANCE SHEETS



                                     ASSETS
                                                              June 30, 2002  Dec. 31, 2001
                                                               (Unaudited)     (Audited)
                                                              -------------  -------------
CURRENT ASSETS
  Cash                                                            $    215    $  4,531
  Prepaid Expenses                                                    --         1,232
                                                                  --------    --------

                    TOTAL ASSETS                                       215       5,763
                                                                  ========    ========


                      LIABILITIES AND STOCKHOLDER'S EQUITY

CURRENT LIABILITIES
   Accrued Expenses                                                 11,503       2,577
   Shareholder Loans                                                 4,646        --
                                                                  --------    --------

                    TOTAL LIABILITIES                               16,149       2,577

STOCKHOLDER'S EQUITY
  Common stock; $.001 par value, 100,000,000 shares authorized,     20,000      20,000
       20,000,000 shares issued and outstanding as of June 30,
       2002 and December 31, 2001, respectively
   Stock subscription receivable                                    (9,500)     (9,500)
  (Deficit) accumulated during the development stage               (26,434)     (7,314)
                                                                  --------    --------

   TOTAL STOCKHOLDER'S EQUITY                                      (15,934)      3,186
                                                                  --------    --------

TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY                        $    215    $  5,763
                                                                  ========    ========










              See Accountants' Review Report and Accompanying Notes


                      ROYAL CASKET DISTRIBUTION CORPORATION
                          (A Development Stage Company)
                            STATEMENTS OF OPERATIONS
       FOR THE QUARTER ENDED JUNE 30, 2002, YEAR-TO-DATE THROUGH JUNE 30,
        2002, THE PERIOD FROM JULY 27, 2001 (INCEPTION) THROUGH DECEMBER
  31, 2001, AND THE PERIOD FROM JULY 27, 2001 (INCEPTION) THROUGH JUNE 30, 2002


                                                                    YEAR-       JULY 27, 2001   JULY 27, 2001
                                                  QUARTER          TO-DATE       (INCEPTION)     (INCEPTION)
                                                   ENDED           THROUGH         THROUGH         THROUGH
                                               JUNE 30, 2002    JUNE 30, 2002   DEC. 31, 2001   JUNE 30, 2002
                                                (Unaudited)      (Unaudited)      (Audited)      (Unaudited)
                                               -------------    -------------  --------------   -------------

REVENUES:
    Income                                      $       --      $       --      $       --      $       --
                                                ------------    ------------    ------------    ------------

GENERAL & ADMINISTRATIVE EXPENSES:
   Corporate Expense                                    --              --               312             312
   Professional Fees                                   4,680          16,298           6,068          22,366
   SEC Filing Services                                 1,080           1,758            --             1,757
   Telephone Expense                                      30              90             100             190
   Licenses, Permits and Fees                           --               159            --               159
   Rent Expense                                          300             586             477           1,063
   Printing Expense                                     --              --               157             157
   Miscellaneous Expenses                                 90             230             200             430
                                                ------------    ------------    ------------    ------------

          TOTAL EXPENSES                               6,180          19,120           7,314          26,434
                                                ------------    ------------    ------------    ------------

NET (LOSS)                                      $     (6,180)   $    (19,120)   $     (7,314)   $    (26,434)
                                                ============    ============    ============    ============

(Loss) per share data:
  Basic and diluted                             $      (0.00)   $      (0.00)   $      (0.00)
                                                ============    ============    ============

  Weighted average shares outstanding - basic     20,000,000      20,000,000      16,666,667
                                                ============    ============    ============















              See Accountants' Review Report and Accompanying Notes



                      ROYAL CASKET DISTRIBUTION CORPORATION
                          (A Development Stage Company)
                  STATEMENTS OF CHANGES IN STOCKHOLDER'S EQUITY
       FOR THE PERIOD FROM JULY 27, 2001 (INCEPTION) THROUGH JUNE 30, 2002



                                                                           (DEFICIT)
                                                                          ACCUMULATED
                                                             STOCK         DURING THE
                                     COMMON STOCK         SUBSCRIPTION    DEVELOPMENT
                                 SHARES       AMOUNT       RECEIVABLE       STAGE       TOTAL
                               ----------   ----------   ------------- -------------- ---------
BALANCE AT JULY 27, 2001             --     $     --     $     --      $     --      $     --

Stock issued, 8/23/01          20,000,000       20,000       (9,500)         --          10,500

Net (loss)                           --           --           --          (7,314)       (7,314)
                               ----------   ----------   ----------    ----------    ----------

BALANCE AT DECEMBER 31, 2001   20,000,000       20,000       (9,500)       (7,314)        3,186
                               ----------   ----------   ----------    ----------    ----------

Net (loss)                           --           --           --         (19,120)      (19,120)
                               ----------   ----------   ----------    ----------    ----------

BALANCE AT JUNE 30, 2002       20,000,000   $   20,000   $   (9,500)   $  (26,434)   $  (15,934)
                               ==========   ==========   ==========    ==========    ==========



























              See Accountants' Review Report and Accompanying Notes




                      ROYAL CASKET DISTRIBUTION CORPORATION
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS
                     FOR YEAR-TO-DATE THROUGH JUNE 30, 2002,
    THE PERIOD FROM JULY 27, 2001 (INCEPTION) THROUGH DECEMBER 31, 2001, AND
         THE PERIOD FROM JULY 27, 2001 (INCEPTION) THROUGH JUNE 30, 2002


                                                YEAR-TO-     JULY 27, 2001  JULY 27, 2001
                                                  DATE        (INCEPTION)    (INCEPTION)
                                                 THROUGH        THROUGH        THROUGH
                                              JUNE 30, 2002  DEC. 31, 2001  JUNE 30, 2002
                                               (Unaudited)     (Audited)     (Unaudited)
                                              -------------  -------------  -------------

CASH FLOWS FROM OPERATING ACTIVITIES:

Net (Loss)                                       $(19,120)   $ (7,314)   $(26,434)

Adjustments to reconcile net (loss)
   to net cash (used in) operating activities:
  (Increase) decrease in Prepaid Expenses           1,232      (1,232)       --
  Increase in Accrued Expenses                      8,926       2,577      11,503
  Increase in Shareholder Loans                     4,646        --         4,646
                                                 --------    --------    --------

  NET CASH (USED IN) OPERATING ACTIVITIES          (4,316)     (5,969)    (10,285)
                                                 --------    --------    --------

CASH FLOWS FROM FINANCING ACTIVITIES:

   Issuance of common stock                          --        10,500      10,500
                                                 --------    --------    --------

  NET CASH PROVIDED BY FINANCING ACTIVITIES          --        10,500      10,500
                                                 --------    --------    --------

NET INCREASE (DECREASE) IN CASH                    (4,316)      4,531         215
                                                 --------    --------    --------

CASH AT BEGINNING OF PERIOD                         4,531        --          --
                                                 --------    --------    --------

CASH AT END OF PERIOD                            $    215    $  4,531    $    215
                                                 ========    ========    ========










              See Accountants' Review Report and Accompanying Notes

                      ROYAL CASKET DISTRIBUTION CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
    FOR THE QUARTER ENDED JUNE 30, 2002, YEAR-TO-DATE THROUGH JUNE 30, 2002, THE PERIOD FROM INCEPTION, JULY 27, 2001, THROUGH DECEMBER 31, 2001 (AUDITED),
      AND THE PERIOD FROM INCEPTION, JULY 27, 2001, THROUGH JUNE 30, 2002
                        (See Accountants' Review Report)


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

                      ROYAL CASKET DISTRIBUTION CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
    FOR THE QUARTER ENDED JUNE 30, 2002, YEAR-TO-DATE THROUGH JUNE 30, 2002, THE PERIOD FROM INCEPTION, JULY 27, 2001, THROUGH DECEMBER 31, 2001 (AUDITED),
      AND THE PERIOD FROM INCEPTION, JULY 27, 2001, THROUGH JUNE 30, 2002
                        (See Accountants' Review Report)


1.         SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED):

           INTERIM FINANCIAL STATEMENTS:

           It is management's representation that all adjustments that are necessary for the interim financial statements not to be misleading have been included in the accompanying statements.


2.         DEVELOPMENT STAGE OPERATIONS:

           The Company was formed on July 27, 2001. There have not been any operations since inception and the Company is in the process of raising capital and financing for its future operations. The Company has one shareholder.


3.         RELATED PARTY TRANSACTIONS:

           In the second quarter of 2002, the Company incurred $1,260 in facility and service costs provided by the sole shareholder, whose time and offices are being utilized for the Company's operations. Year-to-date through June 30, 2002, the Company incurred $8,926 in these costs. During the period from July 27, 2001 (inception) through June 30, 2002, the Company incurred $11,503 in these expenses. The costs included $900 and $8,100, respectively, in professional services provided by the sole shareholder during the quarters ended June 30, 2002 and March 31, 2002. During the period from July 27, 2001 (inception) through June 30, 2002, professional services provided by the sole shareholder totaled $9,900. The Company owed $11,503 and $2,577 to the sole shareholder for these facility and service costs as of June 30, 2002 and December 31, 2001, respectively.

           Also in the second quarter of 2002, the sole shareholder personally paid for Company expenses amounting to $4,646. As of June 30, 2002, the Company owed the sole shareholder this amount in addition to the amounts owed for facility and service costs provided.

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

           We intend to be a non-exclusive dealer for Casket Royale, a New Hampshire company which manufactures caskets in New Hampshire. Casket Royale presently offers about a dozen models, including adult, youth, and infant models in wood, steel, heavy gage steel, and copper. Management intends to maintain two or three of each model in stock for immediate sale; a larger inventory is not deemed necessary because of the availability of overnight shipping. Casket Royale also provides training, sales tools, and marketing aids to its dealers, as well as overnight shipping to Florida and to most other parts of the continental United States. We are not aware that any other dealers carry Casket Royale caskets in the Palm Beach area, but we do not have an exclusive arrangement with Casket Royale, and it is free to sell through other dealers should it so choose. By the same token, Casket Royale does not require that we limit our sales to Casket Royale products, but, while we reserve the right to do so in the future, we do not presently intend to sell caskets made by other manufacturers, nor do we intend initially to sell any items other than caskets. While casket dealers in Europe typically sell other items related to funerals, the registrant plans to focus on highly discounted caskets. At some point in the future, we may also sell related items.

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

           As of the date of this report, Royal Casket has no significant cash resources, and we have not engaged in any business activities which provide cash flow. We are presently looking for suitable retail space in West Palm Beach, Florida, in which to display our merchandise and make sales, but we do not yet have a store and have not yet made any sales. We expect to have negotiated a lease and commence operations by September 2002.

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

FIRST HALF COSTS AND CHANGES IN FINANCIAL CONDITION

           As of the date of this report, we have not engaged in any business activities which provide cash flow, and have not recorded any revenues from operations. Losses from inception (July 27, 2001) have amounted to $26,434, including $6,180 in the three months ended June 30, 2002. Such losses primarily reflect the costs of organizing the company and in preparing and filing our registration statement with the Securities and Exchange Commission. General and administrative expenses decreased from $12,939 for the three months ended March 31, 2002, to $6,180. The Company attributes this decrease primarily to a decrease in professional fees.

           The company's assets decreased from $5,763 on December 31, 2001 to $215 on June 30, 2002. This decrease resulted from the payment of expenses relating to preparing and filing our registration statement with the Securities and Exchange Commission, and the preparation and filing of periodic reports with the Securities and Exchange Commission.

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

                  None


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


Date AUGUST 9, 2002                              By    /S/ DON A. PARADISO
     --------------                              ------------------------------
                                                 Don A. Paradiso, President



Date AUGUST 9, 2002                              By    /S/ DON A. PARADISO
     --------------                              ------------------------------
                                                 Don A. Paradiso, principal
                                                               financial officer