Form 10QSB
period 2002-09-30
ROYAL CASKET DISTRIBUTION CORP
filed 2002-11-06
CIK 1160427

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB


[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

      For the quarterly period ended   SEPTEMBER 30, 2002
                                       ------------------
[ ] Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934

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


                      APPLICABLE ONLY TO CORPORATE ISSUERS

           State the number of shares outstanding of the issuer's common stock as of latest practicable date (September 30, 2002): 20,000,000 shares

           Transitional Small Business Disclosure Format (CHECK ONE):

Yes        No  X
  -----      -----

                                     PART I
                              FINANCIAL INFORMATION






                      ROYAL CASKET DISTRIBUTION CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)


                         REVIEW OF FINANCIAL STATEMENTS
                              FOR THE QUARTER ENDED
                               SEPTEMBER 30, 2002

                                TABLE OF CONTENTS



                                                                          PAGE


ACCOUNTANTS' REVIEW REPORT                                                    1


FINANCIAL STATEMENTS:

      BALANCE SHEET                                                           2

      STATEMENTS OF OPERATIONS                                                3

      STATEMENTS OF CHANGES IN STOCKHOLDER'S EQUITY                           4

      STATEMENTS OF CASH FLOWS                                                5

NOTES TO FINANCIAL STATEMENTS                                               6-7

ACCOUNTANTS' REVIEW REPORT



To the Board of Directors and Stockholder
Royal Casket Distribution Corporation
Pompano Beach, Florida

     We have reviewed the accompanying balance sheet of Royal Casket Distribution Corporation (a Florida corporation and a development stage company) as of September 30, 2002 and the related statements of operations for the quarter then ended, the quarter ended September 30, 2001, year-to-date through September 30, 2002, the period from inception, July 27, 2001 through December 31, 2001 and the period from inception, July 27, 2001, through September 30, 2002. We have also reviewed the related statements of changes in stockholder's equity and statements of cash flows for year-to-date through September 30, 2002, the period from inception, July 27, 2001 through December 31, 2001 and the period from inception, July 27, 2001, through September 30, 2002. All information included in these financial statements is the responsibility of the Company's management.

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



Michaelson & Co., P.A.
West Palm Beach, FL

October 9, 2002



                      ROYAL CASKET DISTRIBUTION CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                                 BALANCE SHEETS



                                     ASSETS
                                                                  SEPT. 30, 2002  Dec. 31, 2001
                                                                    (Unaudited)    (Audited)
                                                                  -------------- --------------
CURRENT ASSETS
  Cash                                                                $  8,168    $  4,531
  Prepaid Expenses                                                        --         1,232
                                                                      --------    --------

                    TOTAL ASSETS                                         8,168       5,763
                                                                      ========    ========


                      LIABILITIES AND STOCKHOLDER'S EQUITY

CURRENT LIABILITIES
   Accrued Expenses                                                     12,763       2,577
   Shareholder Loans                                                     6,146        --
                                                                      --------    --------

                    TOTAL LIABILITIES                                   18,909       2,577

STOCKHOLDER'S EQUITY
  Common stock; $.001 par value, 100,000,000 shares authorized,         20,000      20,000
       20,000,000 shares issued and outstanding as of September 30,
       2002 and December 31, 2001, respectively
   Stock subscription receivable                                          --        (9,500)
  (Deficit) accumulated during the development stage                   (30,741)     (7,314)
                                                                      --------    --------

   TOTAL STOCKHOLDER'S EQUITY                                          (10,741)      3,186
                                                                      --------    --------

TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY                            $  8,168    $  5,763
                                                                      ========    ========










              See Accountants' Review Report and Accompanying Notes



                      ROYAL CASKET DISTRIBUTION CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF OPERATIONS
 FOR THE QUARTER ENDED SEPTEMBER 30, 2002, THE QUARTER ENDED SEPTEMBER 30, 2001
                    YEAR-TO-DATE THROUGH SEPTEMBER 30, 2002,
      THE PERIOD FROM JULY 27, 2001 (INCEPTION) THROUGH DECEMBER 31, 2001,
    AND THE PERIOD FROM JULY 27, 2001 (INCEPTION) THROUGH SEPTEMBER 30, 2002


                                                                    YEAR-      JULY 27, 2001   JULY 27, 2001
                                   QUARTER         QUARTER         TO-DATE      (INCEPTION)     (INCEPTION)
                                    ENDED           ENDED          THROUGH        THROUGH         THROUGH
                               SEPT. 30, 2002  SEPT. 30, 2001  SEPT. 30, 2002  DEC. 31, 2001  SEPT. 30, 2002
                                 (UNAUDITED)     (UNAUDITED)     (UNAUDITED)     (AUDITED)      (UNAUDITED)
                               --------------  --------------  --------------  -------------  --------------

REVENUES:
    Income                      $       --      $       --      $       --      $       --      $       --
                                ------------    ------------    ------------    ------------    ------------

GENERAL & ADMINISTRATIVE
     EXPENSES:
   Corporate Expense                    --              --              --               312             312
   Professional Fees                   2,744           1,200          19,041           6,068          25,110
   SEC Filing Services                   328            --             2,086            --             2,085
   Telephone Expense                      30              60             120             100             220
   Licenses, Permits and Fees          1,500            --             1,659            --             1,659
   Rent Expense                          300             286             886             477           1,363
   Printing Expense                     --               157            --               157             157
   Miscellaneous Expenses                 70             120             300             200             500
                                ------------    ------------    ------------    ------------    ------------

          TOTAL EXPENSES               4,972           1,823          24,092           7,314          31,406
                                ------------    ------------    ------------    ------------    ------------

OTHER INCOME & (EXPENSES):
   Interest Income                       665            --               665            --               665
                                ------------    ------------    ------------    ------------    ------------

NET (LOSS)                      $     (4,307)   $     (1,823)   $    (23,427)   $     (7,314)   $    (30,741)
                                ============    ============    ============    ============    ============

(LOSS) PER SHARE DATA:
  BASIC AND DILUTED             $      (0.00)   $      (0.00)   $      (0.00)   $      (0.00)
                                ============    ============    ============    ============

  Weighted average shares
       outstanding - basic        20,000,000      10,000,000      20,000,000      16,666,667
                                ============    ============    ============    ============










              See Accountants' Review Report and Accompanying Notes


                      ROYAL CASKET DISTRIBUTION CORPORATION
                          (A Development Stage Company)
                  STATEMENTS OF CHANGES IN STOCKHOLDER'S EQUITY
    FOR THE PERIOD FROM JULY 27, 2001 (INCEPTION) THROUGH SEPTEMBER 30, 2002



                                                                             (DEFICIT)
                                                                            ACCUMULATED
                                                                STOCK       DURING THE
                                        COMMON STOCK          SUBSCRIPTION  DEVELOPMENT
                                     SHARES      AMOUNT       RECEIVABLE      STAGE         TOTAL
                                   ----------   ---------    ------------- ------------  ----------
BALANCE AT JULY 27, 2001                 --     $     --     $     --      $     --      $     --

Stock issued, 8/23/01              20,000,000       20,000       (9,500)         --          10,500

Net (loss)                               --           --           --          (7,314)       (7,314)
                                   ----------   ----------   ----------    ----------    ----------

BALANCE AT DECEMBER 31, 2001       20,000,000       20,000       (9,500)       (7,314)        3,186
                                   ----------   ----------   ----------    ----------    ----------

Stock subscription paid, 8/23/02         --           --          9,500          --           9,500

Net (loss)                               --           --           --         (23,427)      (23,427)
                                   ----------   ----------   ----------    ----------    ----------

BALANCE AT SEPTEMBER 30, 2002      20,000,000   $   20,000   $     --      $  (30,741)   $  (10,741)
                                   ==========   ==========   ==========    ==========    ==========










              See Accountants' Review Report and Accompanying Notes




                      ROYAL CASKET DISTRIBUTION CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF CASH FLOWS
                  FOR YEAR-TO-DATE THROUGH SEPTEMBER 30, 2002,
    THE PERIOD FROM JULY 27, 2001 (INCEPTION) THROUGH DECEMBER 31, 2001, AND
      THE PERIOD FROM JULY 27, 2001 (INCEPTION) THROUGH SEPTEMBER 30, 2002


                                              YEAR-TO-     JULY 27, 2001  JULY 27, 2001
                                                DATE        (INCEPTION)    (INCEPTION)
                                              THROUGH         THROUGH        THROUGH
                                           SEPT. 30, 200   DEC. 31, 2001  SEPT. 30, 2002
                                            (UNAUDITED)      (AUDITED)     (UNAUDITED)
                                           -------------   -------------  --------------

CASH FLOWS FROM OPERATING ACTIVITIES:

Net (Loss)                                     $(23,427)   $ (7,314)   $(30,741)

Adjustments to reconcile net (loss) to
  net cash (used in) operating activities:
  (Increase) decrease in Prepaid Expenses         1,232      (1,232)       --
  Increase in Accrued Expenses                   10,186       2,577      12,763
  Increase in Shareholder Loans                   6,146        --         6,146
                                               --------    --------    --------

  NET CASH (USED IN) OPERATING ACTIVITIES        (5,863)     (5,969)    (11,832)
                                               --------    --------    --------

CASH FLOWS FROM FINANCING ACTIVITIES:

   Issuance of common stock                       9,500      10,500      20,000
                                               --------    --------    --------

  NET CASH PROVIDED BY FINANCING ACTIVITIES       9,500      10,500      20,000
                                               --------    --------    --------

NET INCREASE IN CASH                              3,637       4,531       8,168
                                               --------    --------    --------

CASH AT BEGINNING OF PERIOD                       4,531        --          --
                                               --------    --------    --------

CASH AT END OF PERIOD                          $  8,168    $  4,531    $  8,168
                                               ========    ========    ========










              See Accountants' Review Report and Accompanying Notes

                      ROYAL CASKET DISTRIBUTION CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
   FOR THE QUARTER ENDED SEPT. 30, 2002, YEAR-TO-DATE THROUGH SEPT. 30, 2002, THE PERIOD FROM INCEPTION, JULY 27, 2001, THROUGH DECEMBER 31, 2001 (AUDITED),
    AND THE PERIOD FROM INCEPTION, JULY 27, 2001, THROUGH SEPTEMBER 30, 2002
                        (See Accountants' Review Report)


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

                      ROYAL CASKET DISTRIBUTION CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
   FOR THE QUARTER ENDED SEPT. 30, 2002, YEAR-TO-DATE THROUGH SEPT. 30, 2002, THE PERIOD FROM INCEPTION, JULY 27, 2001, THROUGH DECEMBER 31, 2001 (AUDITED),
    AND THE PERIOD FROM INCEPTION, JULY 27, 2001, THROUGH SEPTEMBER 30, 2002
                        (See Accountants' Review Report)


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


3.         RELATED PARTY TRANSACTIONS:

           In the third quarter of 2002, the Company incurred $1,260 in facility and service costs provided by the sole shareholder, whose time and offices are being utilized for the Company's operations. Year-to-date through September 30, 2002, the Company incurred $10,186 in these costs. During the period from July 27, 2001 (inception) through September 30, 2002, the Company incurred $12,763 in these expenses. The costs included $900, $900 and $8,100, respectively, in professional services provided by the sole shareholder during the quarters ended September 30, 2002, June 30, 2002 and March 31, 2002. During the period from July 27, 2001 (inception) through September 30, 2002, professional services provided by the sole shareholder totaled $10,800. The Company owed $12,763 and $2,577 to the sole shareholder for these facility and service costs as of September 30, 2002 and December 31, 2001, respectively.

           Also in the third quarter of 2002, the sole shareholder personally paid for Company expenses amounting to $1,500. As of September 30, 2002, the Company owed the sole shareholder $6,146 in addition to the amounts owed for facility and service costs provided. Also in the third quarter of 2002, the sole shareholder paid the Company $9,500 owed on 20,000,000 shares of common stock purchased in August 2001. Additionally, the sole shareholder paid $665 in interest on this loan.

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

           Royal Casket (sometimes referred to as "we" or "us") is a new company organized to engage in the retail sale of caskets. We are a development stage company and do not have any business as of the present. We were incorporated under the laws of Florida in July 2001, and since incorporation, our activities have been limited to market analysis, identification of suppliers, scouting store locations, construction of a long-term business plan, and interviewing potential management. In October 2001, we amended our Articles of Incorporation to increase the number of authorized shares of stock to 100,000,000.

           We intend to be a non-exclusive dealer for Casket Royale, a New Hampshire company which manufactures caskets in New Hampshire. Casket Royale presently offers over a dozen models, including adult, youth, and infant models in wood, steel, heavy gage steel, and semi precious metals. Management intends to maintain two or three of each model in stock for immediate sale; a larger inventory is not necessary because of the availability of overnight shipping. Casket Royale also provides training, sales tools, and marketing aids to its dealers, as well as overnight shipping to Florida and to most other parts of the continental United States. We are not aware that any other dealers carry Casket Royale caskets in the Palm Beach area, but we do not have an exclusive arrangement with Casket Royale, and it is free to sell through other dealers should it so choose. By the same token, Casket Royale does not require that we limit our sales to Casket Royale products, but, while we reserve the right to do so in the future, we do not presently intend to sell caskets made by other manufacturers, nor do we intend initially to sell any items other than caskets.

The registrant plans to focus on highly discounted caskets. At some point in the future, we may also sell related items.

Our initial efforts will focus on selling caskets at retail in Southeastern Florida. Our initial store will be in the Palm Beach area, after which, if and when cash flow permits, we would seek to open stores in other locations in Florida.

           As of the date of this report, Royal Casket has no significant cash resources, and we have not engaged in any business activities which provide cash flow. We are presently looking for suitable retail space in Southeastern Florida, in which to display our merchandise and make sales, but we do not yet have a store and have not yet made any sales. We expect to have negotiated a lease and commence operations by the end of the first quarter of 2003.

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

           It is anticipated that expenses for the first six months of actual operations will include $22,000 for salaries, $16,000 for rent, $30,000 for inventory, $2,000 for training, and $5,000 for advertising. When we have leased a store, we intend to hire a store manager and sales clerk. As revenues permit, we will employ additional employees for sales, bookkeeping, and clerical functions. We will stock Casket Royale's entire product line, but the amount of inventory we will carry will be limited in light of the fact that Casket Royale can generally provide overnight delivery to Florida.

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

FIRST HALF COSTS AND CHANGES IN FINANCIAL CONDITION

           As of the date of this report, we have not engaged in any business activities which provide cash flow, and have not recorded any revenues from operations. Losses from inception (July 27, 2001) have amounted to $ 30,741.00, including $ 4,307.00 in the three months ended September 30, 2002. Such losses primarily reflect the costs of organizing the company and in preparing and filing our registration statement with the Securities and Exchange Commission. General and administrative expenses were $ 4,972.00 for the three months ended September 30, 2002.

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


ITEM 5.   OTHER INFORMATION

On September 24, 2002 The U.S. Securities and Exchange Commission advised the Registrant that the SEC had no further comments on the Form 10 which we filed.

On August 22, 2002 we amended Article IV of our By-Laws . The pertinent restatement of the By-Laws is as follows:

"Certificates representing the shares of the Corporation shall be issued for value, in the sole discretion of the Board of Directors, and shares may be issued for cash, cash equivalents, or any other lawful
Compensation, or for debt, provided, however, that no share shall be issued for a consideration which Is less than the par value of the shares."

The By-Laws of the Corporation were not restated as a result of the change.

The change allows the Board of Directors to issue shares in exchange for debt, such as a promissory Note, if otherwise allowed by State Law.


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


Date OCTOBER 29, 2002                            By    /S/ DON A. PARADISO
     --------------                              ------------------------------
                                                 Don A. Paradiso, President



Date OCTOBER 29, 2002                            By    /S/ DON A. PARADISO
     --------------                              ------------------------------
                                                 Don A. Paradiso, principal
                                                               financial officer